Form 10-K
period 2000-12-31
HELLER EQUIPMENT ASSET RECEIVABLES TRUST 1999-1
filed 2001-04-04
CIK 1137643

                                                                            2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                       OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-30207

                           Heller Funding Corporation
         (on behalf of Heller Equipment Asset Receivables Trust 1999-1)
             (Exact name of registrant as specified in its charter)

           Delaware                                     36-4165546
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                500 West Monroe Street, Chicago, Illinois  60661
                (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (312) 441-7246

       Securities registered pursuant to Section 12(b) of the Act:  None.

       Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

      Aggregate market value of voting stock held by non-affiliates: None.

    Number of shares of Common Stock outstanding at December 31, 2000: None
                   Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS
     Not applicable.

ITEM 2. PROPERTIES

     The property of Heller Equipment Asset Receivables Trust 1999-1, a limited purpose Delaware business trust (the "Trust"), consists primarily of (a) a pool of contracts originated or acquired by Heller Financial, Inc. or its wholly-owned subsidiary, Heller Financial Leasing, Inc., consisting of (i) conditional sale agreements, promissory notes with related security agreements, finance leases, installment payment agreements, and similar types of financing agreements with end-users of printing, pre-press, machine tool, plastics, computer hardware, computer software, restaurant, transportation, energy related, medical, and industrial equipment, certain computer software and related support and consulting services, together with certain rights of Heller Financial, Inc. or Heller Financial Leasing, Inc. under finance program agreements and assignments with vendors of financed equipment, as well as a security interest in the equipment, and (ii) limited recourse contractual payment obligations (which may take the form of promissory notes) payable by vendors and secured by the vendor's interest in end-user contracts originated by such vendor, and by the equipment related to such end-user contracts, and (b) collections on such contracts due or received after April 1, 1999 or, in the case of additional contracts or substitute contracts, their applicable cutoff dates.

ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings with respect to the Trust or the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA
     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION
     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Trust has no directors or officers, and neither the Trust nor the Registrant is aware of any person or entity that beneficially owns in excess of 5% of any series of Notes.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  Exhibits:
              99.1   Annual Summary Statement
              99.2   Annual Statement of Compliance

     (b)  Reports on Form 8-K

        The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 12, 2000, February 14, 2000, March 13, 2000, April 13, 2000, May 15, 2000, June 13, 2000, July 13, 2000, August 14,
2000, September 13, 2000, October 13, 2000, November 13, 2000 and December 13, 2000.

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 30, 2001
        --------------
                                 By: /s/ Lauralee E. Martin
                                     ------------------------------------------
                                         Lauralee E. Martin
                                 Title: President (principal executive officer) and Director


                                 By: /s/ Lawrence G. Hund
                                     ------------------------------------------
                                         Lawrence G. Hund
                                 Title:  Treasurer (principal financial and
                                         accounting officer)


                                 By: /s/ Anthony O'B Beirne
                                     ------------------------------------------
                                         Anthony O'B. Beirne
                                 Title:  Executive Vice President, Secretary
                                         and Director


                                 By: /s/ David J. Friedman
                                     ------------------------------------------
                                         David J. Friedman
                                 Title : Director

                                 EXHIBIT INDEX


Exhibit
Number    Document Description
------    --------------------

99.1      Annual Summary Statement
99.2      Annual Statement of Compliance