Form 10-K
period 2001-12-31
HELLER EQUIPMENT ASSET RECEIVABLES TRUST 1999-1
filed 2002-04-01
CIK 1137643

                                                                            2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Form 10-K
(Mark One)

   /X/          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2001


                                       OR

   /  /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 333-30207-01


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      Aggregate market value of voting stock held by non-affiliates: None.


     Number of shares of Common Stock outstanding at December 31, 2001: None

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                    99.1 Annual Summary Statement
                    99.2 Annual Statement of Compliance

          (b)  Reports on Form 8-K

          The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 16, 2001, February 13, 2001, March 13, 2001, April 13, 2001, May 14, 2001, June 13, 2001, July 13, 2001,
August 13, 2001, September 13, 2001, October 15, 2001, November 13, 2001 and December 13, 2001.

          (c)  See (a) above.


          (d)  Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 1, 2002                     HELLER FUNDING CORPORATION
       -------------
                                         By: /s/ Randolph T. Brown
                                             -------------------------------
                                             Randolph T. Brown
                                         Title: President (principal executive
                                                officer)



                                         By: /s/ Randolph T. Brown
                                             --------------------------------
                                             Randolph T. Brown
                                         Title: Treasurer (principal financial
                                                and accounting officer)



                                         By: /s/ Stephen W. Archer
                                             ---------------------------------
                                             Stephen W. Archer
                                         Title: Executive Vice President and
                                                Assistant Secretary

                                         By: /s/ Nancy E. Barton
                                             ----------------------------------
                                             Nancy E. Barton
                                         Title: Director

                                  EXHIBIT INDEX

Exhibit
Number            Document Description
-------           --------------------

99.1              Annual Summary Statement
99.2              Annual Statement of Compliance